Form 10QSB
period 2005-09-30
CHRISTIE FUN, INC.
filed 2005-11-21
CIK 1300902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __X__ No ______


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2005, the following shares were outstanding: 2,647,640

Transitional Small Business Disclosure Format (Check one):  Yes _____  No __X__

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               CHRISTIE FUN, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            BALANCE SHEET (UNAUDITED)

                                                                  September  30,
                                                                  --------------
                                                                       2005
                                                                       ----
                                     ASSETS
Current assets
  Cash ...........................................................   $      -
                                                                     --------
Total current assets .............................................          -
                                                                     --------
Total assets .....................................................   $      -
                                                                     ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accrued liabilities ............................................   $      -
  Payable to stockholder .........................................     11,625
                                                                     --------
Total current liabilities ........................................     11,625


Stockholders' deficit
  Common stock: par value $.001; 10,000,000 shares authorized;
  2,647,640 shares issued and outstanding ........................      2,648
  Additional paid in capital .....................................      7,410
  Deficit accumulated during the development stage ...............    (21,683)
                                                                     --------
Total stockholders' deficit ......................................    (11,625)
                                                                     --------

Total liabilities and stockholders' deficit ......................   $      -
                                                                     ========

            See accompanying notes to unaudited financial statements

                                                  CHRISTIE FUN, INC.
                                           (A DEVELOPMENT STAGE ENTERPRISE)

                                         STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                         Period from
                                                                                                       August 20, 1997
                                                    Three months ended          Nine months ended      (inception) to
                                                      September  30,              September 30,         September 30,
                                                -------------------------   -------------------------  ---------------
                                                    2005          2004          2005         2004           2005
                                                -----------   -----------   -----------   -----------  ---------------
Revenues
  Sales revenues ............................   $         -   $         -   $         -   $         -    $         -
  Cost of sales .............................             -             -             -             -              -
                                                -----------   -----------   -----------   -----------    -----------
    Gross profit ............................             -             -             -             -              -

Operating expenses
  General and administrative expenses .......         1,375             -         5,125             -         21,683
                                                -----------   -----------   -----------   -----------    -----------
    Total operating expenses ................         1,375             -         5,125             -         21,683
                                                -----------   -----------   -----------   -----------    -----------

Loss from operations ........................        (1,375)            -        (5,125)            -        (21,683)

Other income
  Interest income ...........................             -             -             -             -              -
                                                -----------   -----------   -----------   -----------    -----------
    Total other income ......................             -             -             -             -              -
                                                -----------   -----------   -----------   -----------    -----------

Net loss before income taxes ................        (1,375)            -        (5,125)            -        (21,683)

Provision for income taxes ..................             -             -             -             -              -
                                                -----------   -----------   -----------   -----------    -----------

Net loss ....................................   $    (1,375)  $         -   $    (5,125)  $         -    $   (21,683)
                                                ===========   ===========   ===========   ===========    ===========

Basic and diluted net loss per share ........   $     (0.00)  $         -   $     (0.00)  $         -
                                                ===========   ===========   ===========   ===========

Weighted average number of shares outstanding     2,647,640     2,647,640     2,647,640     2,647,640
                                                ===========   ===========   ===========   ===========

                               See accompanying notes to unaudited financial statements

                                                          2

                                                  CHRISTIE FUN, INC.
                                           (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                            FROM AUGUST 20, 1997 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005

                                                        Common Stock                        Development
                                                       $.001 Par Value         Additional      Stage
                                                   -----------------------      Paid In     Accumulated
                                                     Shares        Amount       Capital       Deficit         Total
                                                   ---------     ---------     ---------     ---------      ---------
Balance at August 20, 1997 (date of inception)             -     $       -     $       -     $       -      $       -
  Common stock issued for services ...........       670,610           671             -             -            671
  Net loss for the period ....................             -             -             -          (671)          (671)
                                                   ---------     ---------     ---------     ---------      ---------
Balance December 31, 1997 ....................       670,610           671             -          (671)             -

  Net loss for the year ......................             -             -             -             -              -
                                                   ---------     ---------     ---------     ---------      ---------
Balance December 31, 1998 ....................       670,610           671             -          (671)             -

  Common stock issued for services ...........       222,280           222             -             -            222
  Common stock issued for cash ...............     1,706,500         1,707         1,483             -          3,190
  Net loss for the year ......................             -             -             -        (1,462)        (1,462)
                                                   ---------     ---------     ---------     ---------      ---------
Balance December 31, 1999 ....................     2,599,390         2,600         1,483        (2,133)         1,950

  Common stock issued for cash ...............        48,250            48         3,427             -          3,475
  Net loss for the year ......................             -             -             -        (3,158)        (3,158)
                                                   ---------     ---------     ---------     ---------      ---------
Balance December 31, 2000 ....................     2,647,640         2,648         4,910        (5,291)         2,267

  Net loss for the year ......................             -             -             -        (2,267)        (2,267)
                                                   ---------     ---------     ---------     ---------      ---------
Balance December 31, 2001 ....................     2,647,640         2,648         4,910        (7,558)             -

  Capital contribution .......................             -             -         2,500             -          2,500
  Net loss for the year ......................             -             -             -        (2,500)        (2,500)
                                                   ---------     ---------     ---------     ---------      ---------
Balance December 31, 2002 ....................     2,647,640         2,648         7,410       (10,058)             -

  Net loss for the year ......................             -             -             -             -              -
                                                   ---------     ---------     ---------     ---------      ---------
Balance December 31, 2003 ....................     2,647,640         2,648         7,410       (10,058)             -

  Net loss for the year ......................             -             -             -        (6,500)        (6,500)
                                                   ---------     ---------     ---------     ---------      ---------
Balance December 31, 2004 ....................     2,647,640         2,648         7,410       (16,558)        (6,500)

  Net loss for the period ....................             -             -             -        (5,125)        (5,125)
                                                   ---------     ---------     ---------     ---------      ---------
Balance September 30, 2005 ...................     2,647,640     $   2,648     $   7,410     $ (21,683)     $ (11,625)
                                                   =========     =========     =========     =========      =========

                               See accompanying notes to unaudited financial statements

                                                          3

                                                  CHRISTIE FUN, INC.
                                           (A DEVELOPMENT STAGE ENTERPRISE)

                                         STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                                         Period from
                                                                                                       August 20, 1997
                                                                       Nine months ended               (inception) to
                                                                          September 30,                 September 30,
                                                                  ----------------------------         ---------------
                                                                    2005                2004                2005
                                                                  --------            --------         ---------------
Cash flows from operating activities:
    Net loss ..........................................           $ (5,125)           $      -            $(21,683)
    Adjustments to reconcile net loss to
     net cash used in operations:
      Stock issued for services .......................                  -                   -                 893
      Changes in operating assets and liabilities:
        Accrued liabilities ...........................                  -                   -                   -
                                                                  --------            --------            --------
    Net cash used in operations .......................             (5,125)                  -             (20,790)

Cash flows from financing activities:
    Increase in payable to stockholder ................              5,125                   -              11,625
    Capital contribution ..............................                  -                   -               2,500
    Issuance of common stock ..........................                  -                   -               6,665
        Net cash provided by financing activities .....              5,125                   -              20,790
                                                                  --------            --------            --------

    Increase in cash and cash equivalents .............                  -                   -                   -

    Cash and cash equivalents, beginning of period ....                  -                   -                   -
                                                                  --------            --------            --------
    Cash and cash equivalents, end of period ..........           $      -            $      -            $      -
                                                                  ========            ========            ========

Supplemental disclosures of cash flow information:
    Cash paid for interest ............................           $      -            $      -
                                                                  ========            ========
    Cash paid for income taxes ........................           $      -            $      -
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

         DESCRIPTION OF BUSINESS

         Christie Fun, Inc. (a development stage enterprise) (the Company) was formed on August 20, 1997 in the State of Delaware. The Company's activities to date have been primarily directed towards the raising of capital and the seeking of business opportunities.

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

         There is no provision for income taxes due to continuing losses. At September 30, 2005, the Company has net operating loss carryforwards for tax purposes of approximately $21,600, which expire from 2017 through 2025. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

2.       PAYABLE TO STOCKHOLDER

         A stockholder has paid expenses on behalf of the Company. Those expenses consisted solely of professional fees incident to maintaining corporate existence. At September 30, 2005, the Company owed $11,625 to the stockholder. The amount bears no interest and is payable on demand.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

         As of September 30, 2005, the Company remains in the development stage. For the period ended September 30, 2005, the Company's balance sheet reflects current and total assets of $0, and total current liabilities of $11,625, which represents professional fees incident to maintaining corporate existence that a majority shareholder has paid on the Company's behalf. The amount bears no interest and is payable on demand.

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

Results of Operations

         During the period from August 20, 1997 (inception) through September 30, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

         The Company experienced a net loss of $1,375 and $5,125 for the three-month and nine-month periods ended September 30, 2005, as a result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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


CHRISTIE FUN, INC.

By: /s/ James Charles
    -----------------
James Charles, President
Date: November 17, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Dominick Pope
    -----------------
Dominick Pope, Secretary
Date: November 17, 2005


By: /s/ Milton Polland
    ------------------
Milton Polland, Director
Date: November 17, 2005


By: /s/ James Charles
    -----------------
James Charles, President
Date: November 17, 2005